Form 10QSB
period 2000-06-30
BUFFTON INC
filed 2000-08-25
CIK 1110448

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000 Commission File No.
000-30763






                          BUFFTON, INC.
     (Exact name of registrant as specified in its charter)







Nevada
(State of organization) (I.R.S. Employer Identification No.)

2080 E. Flamingo Rd., Suite 112, Las Vegas, NV 89119
(Address of principal executive offices)

Registrant's telephone number, including area code (702) 650-5660

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. No X

There are 3,000,000 shares of common stock outstanding as of June
30, 2000.

                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The unaudited financial statements for the period ending June 30, 2000.
                  Michael L. Stuck C.P.A., P.C.
                   7641 E. Gray Road, Suite G
                      Scottsdale, AZ. 85260
                          480-607-1084
                                                  August 19, 2000

Board of Directors and Stockholders
Buffton, Inc.
Fountain Hills, Arizona

We have compiled the accompanying balance sheets of Buffton, Inc. as of June 30, 2000 and June 30, 1999, and the related statements of income, changes in stockholders' equity and cash flows for the nine months periods then ended, in accordance with the Statement of Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and supplementary information, and, accordingly, do not express an opinion or any other form of assurance on them.

As discussed in Note 1, the Company has been in the development stage since its inception on May 27, 1998. Realization of the major portion of its assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

The December 31, 1999, financial statements were audited by us and we expressed an unqualified opinion them in our report dated
June 5, 2000. We have not performed any auditing procedures since that date.

                          BUFFTON, INC.
                  (A Development Stage Company)
                         BALANCE SHEETS
               June 30, 2000 and December 31, 1999

                                        Unaudited      Audited
                                        June 30,       December
                                        2000           31, 1999
                ASSETS
Current Assets:
Cash and Cash Equivalents                       $-0-         $-0-
Total Current Assets                            $-0-         $-0-
Other assets;
Organization Expense (net of                     -0-          -0-
amortization)
Total Other Assets                               -0-          -0-
                                                $-0-         $-0-
 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities;                            $-0-         $-0-
Total Current Liabilities                        -0-          -0-
Stockholders' equity;
Common stock, $.001 par, 25,000,000
shares authorized, 3,000,000
issued and outstanding                         3,000        3,000
Preferred stock, $.001 par,
5,000,000 shares authorized,
no shares issued and outstanding                 -0-          -0-
Deficit accumulated during
development stage                            (3,000)      (3,000)
Total Stockholders' Equity                       -0-          -0-
                                                $-0-         $-0-

See accompanying accountant's report.
The accompanying notes are an integral part of these statements.

                          BUFFTON, INC.
                  (A Development Stage Company)
                      STATEMENTS OF INCOME
   For the Three Months Ended June 30, 2000 and June 30, 1999
  the Year Ended December 31, 1999 and the Period May 27, 1998
                  (inception) to June 30, 2000

                                                              May 27,
                                Unaudited                         1998
                            Six Months Ended      Audited    (inception) to
                                June 30,         Year Ended      June 30,
                             2000       1999      12/31/99        2000
Revenue                         $-0-       $-0-       $-0-          $-0-
Cost of Sales                    -0-        -0-        -0-           -0-
Gross Profit                     -0-        -0-        -0-           -0-
Operating Expenses
Filing fees                      -0-        -0-        -0-           300
Professional fees                -0-        -0-        -0-         2,700
                                 -0-        -0-        -0-         3,000
Net Income Before Income         -0-        -0-        -0-       (3,000)
Taxes
Income Taxes                     -0-        -0-        -0-           -0-
Net Income/(Loss)               $-0-       $-0-       $-0-      $(3,000)
Earnings (Loss) per Common
Share                           $-0-       $-0-       $-0-          $-0-
Weighted Average Numbers
of
Shares Outstanding         3,000,000  3,000,000  3,000,000     3,000,000

See accompanying accountant's report.
The accompanying notes are an integral part of these statements

                                  BUFFTON, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                  June 30, 2000

                           Preferred  Stock      Common    Stock      Paid In   Deficit     Total
                             Stock    Amount     Stock     Amount     Capital   Accumulate
                                                                      Amount    d During
                                                                                Developmen
                                                                                t Stage
Balance May 27, 1998             -0-        -0-        -0-       -0-        -0-       -0-         -0-
Stock issued                     -0-        -0-  3,000,000     3,000        -0-       -0-       3,000
Retained Earnings (Loss)         -0-        -0-        -0-       -0-        -0-       -0-         -0-
Balance December 31, 1998-
Audited                          -0-       $-0-  3,000,000    $3,000       $-0-  $(3,000)        $-0-
Retained Earnings (Loss) -
Audited                          -0-        -0-        -0-       -0-        -0-       -0-         -0-
Balance December 31, 1999-
Audited                          -0-        -0-  3,000,000    $3,000        -0-   (3,000)         -0-
Retained Earnings (Loss) -
Unaudited                        -0-        -0-        -0-       -0-        -0-       -0-         -0-
Balance June 30, 2000 -
Unaudited                        -0-        -0-  3,000,000    $3,000       $-0-  $(3,000)        $-0-

See accompanying accountant's report.
The accompanying notes are an integral part of these statements

                          BUFFTON, INC.
                  (A Development Stage Company)
                    STATEMENTS OF CASH FLOWS
   For the Three Months Ended June 30, 2000 and June 30, 1999, the Year Ended December 31, 1999, and the Period May 27, 1998
                  (inception) to June 30, 2000

                                                                 May 27,
                                     Unaudited                   1998
                                  Six Months Ended   Audited     (inception) to
                                      June 30,       Year Ended  June 30,
                                  2000       1999    12/31/99    2000
Net Income (Loss)                  $-0-       $-0-      $-0-        $(3,000)
Adjustments to reconcile net
income to
net cash provided by operating      -0-        -0-       -0-             -0-
activities:
Cash Provided by Operations         -0-        -0-       -0-             -0-
Cash Used in Investing              -0-        -0-       -0-             -0-
Activities
Cash Provided by Financing
Activities
Stock issued                        -0-        -0-       -0-           3,000
Net Change in Cash                  -0-        -0-       -0-             -0-
Beginning Balance                   -0-        -0-       -0-             -0-
Ending Cash Balance                $-0-       $-0-      $-0-            $-0-

See accompanying accountant's report.
The accompanying notes are an integral part of these statements.

                          BUFFTON, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
       June 30, 2000, June 30, 1999 and December 31, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Description of Operations
  The Company was organized under the laws of the state of Nevada in 1998 and is authorized to do business in the United
  States. The Company has no revenue from operations during the period covered by this financial statement.

  Method of Accounting
  These financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. Consequently, revenues are recognized when earned and expenses are recognized when the obligation is actually incurred.

  Income Taxes and Cash Flows
  The Company accounts for income taxes and the statement of cash flows in accordance with Financial Accounting Standards
  Board Statement No. 109 and No. 95.

  Cash and Cash Equivalents
  Cash   and   cash   equivalents  include  all   highly   liquid
  investments with a maturity of three months or less when purchased.

NOTE 2 - CASH

  The Company has no bank accounts at this time.

NOTE 3 - EARNINGS PER SHARE

  Earnings per sharee has been computed by dividing net income/(loss) by the weighted average number of common shares outstanding for the period. There are no items which are deemed to be common stock equivalents during the audit period.

NOTE 4 - COMMON STOCK

  As  of June 30, 2000, December 31, 1999 and June 30, 1999,  the
  Company  had  3,000,000  shares  of  common  stock,  par  value
  $0.001, issued and outstanding.

NOTE 5 - LEASE COMMITMENTS

  The  Company  currently  has  no  commitments  for  leases   or
  contingencies.

NOTE 6 - USE OF ESTIMATES

  The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates.

ITEM 2.   MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, those expectations reflected in forward-looking statements contained in this Statement.

                        Plan of Operation

The Company's Plan of Operation has not changed since the filing of its Form 10-SB filed with the SEC on June 7, 2000. The description of the current plan of operation is incorporated by reference to Section 2 of its Form 10-SB.

                           Competition

The Company is an insignificant participant among firms which engage in business combinations with, or financing of, development-stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personal resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at significant competitive disadvantage vis-a-vis the Company's competitors.

                            Employees

The Company's only employees at the present time are its officers and directors, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company.

                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action has been threatened by or against the Company.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

No issues of securities and no changes in the existing securities
took  place during the period covered by this   report.   At  the
end of the quarter there were 6,000,000 shares of common stock outstanding.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

a) The exhibit consisting of the Company's Articles of Incorporation is attached to the Company's Form 10-SB, filed on June 7, 2000. This exhibit is incorporated by reference to that Form.

b) The exhibit consisting of the Company's Bylaws is attached to the Company's Form 10-SB, filed on June 7, 2000. This exhibit is incorporated by reference to that Form.

Reports on Form 8-K:  None

27   Financial Data Schedule

                           SIGNATURES

Pursuant  to  the  requirements of Section 12 of  the  Securities
Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                           Buffton, Inc.



                           By: /s/ John C. Mueller
                              John C. Mueller, President