Form 10QSB
period 2000-09-30
BUFFTON INC
filed 2000-11-01
CIK 1110448

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
Commission File No. 000-30763






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

There are 3,000,000 shares of common stock outstanding as of September 30, 2000.

                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                  INDEPENDENT AUDITORS' REPORT

Board of Directors                              October 19, 2000
Buffton, Inc.
Las Vegas, Nevada

     We have compiled the accompanying balance sheets of Buffton, Inc. as of September 30, 2000 and September 30, 1999, and the related statements of income, changes in stockholders' equity and cash flows for the nine months then ended, in accordance with the Statement of Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

      A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and supplementary information, and, accordingly, do not express an opinion or any other form of assurance on them.

      As discussed in Note 1, the Company has been in the development stage since its inception on May 27, 1998. Realization of the major portion of its assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

      The financial statements for the year ended December 31, 1999, were audited by us and we expressed an unqualified opinion on the statements in their report dated June 5, 2000. We have not performed any auditing procedures since that date.

                          BUFFTON, INC.
                (a development stage enterprise)
                         Balance Sheets
            September 30, 2000 and December 31, 1999

                              ASSETS
                                    Unaudited         Audited
                                  September 30,     December 31,
                                      2000              1999

CURRENT ASSETS
Cash                                   $    -0-            $    -0-

PROPERTY AND EQUIPMENT                      -0-                 -0-
                                       --------           ---------
                                            -0-                 -0-
                                       ========           =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Loan payable                           $    -0-            $    -0-
                                       --------            --------
TOTAL CURRENT LIABILITIES                   -0-                 -0-
                                       --------            --------

STOCKHOLDERS' EQUITY
Common stock, $.001 par value,
20,000,000, shares authorized,
3,000,000 shares issued and
outstanding                              3,000               3,000
Preferred stock, $.001 par
value,
5,000,000 shares authorized, no
shares issued and outstanding              -0-                 -0-
Deficit accumulated during
development stage                      (3,000)             (3,000)
                                      --------            --------
TOTAL STOCKHOLDERS' EQUITY                 -0-                 -0-
                                      --------            --------
                                      $    -0-            $    -0-
                                      ========            ========

See accompanying accountant's report.
The accompanying notes are an integral part of these financial statements.



                                  BUFFTON, INC.
                        (a development stage enterprise)
                              STATEMENTS OF INCOME
       For the Nine Months Ended September 30, 2000 and September 30, 1999
          the Year Ended December 31, 1999 and the Period May 27, 1998
                        (inception) to September 30, 2000

                                                                                               May 27,
                                Unaudited                   Unaudited                           1998
                            Three Months Ended          Nine Months Ended        Audited   (inception) to
                               September 30                September 30        Year Ended   September 30
                            2000          1999          2000         1999       12/31/99       2000

REVENUE                     $    -0-       $    -0-     $    -0-      $    -0-   $    -0-    $    -0-

COSTS OF SALES                   -0-            -0-          -0-           -0-        -0-         -0-
                            --------       --------     --------      --------   --------    --------
GROSS PROFIT                     -0-            -0-          -0-           -0-        -0-         -0-

OPERATING EXPENSES
Filing Fees                      -0-            -0-          -0-           -0-        -0-         300
Professional Fees                -0-            -0-          -0-           -0-        -0-       2,700
                            --------       --------     --------      --------   --------    --------
                                 -0-            -0-          -0-           -0-        -0-       3,000
                            --------       --------     --------      --------   --------    --------
NET INCOME (LOSS)
BEFORE
INCOME TAXES                   (-0-)          (-0-)        (-0-)         (-0-)      (-0-)     (3,000)

INCOME TAXES                     -0-            -0-          -0-           -0-        -0-         -0-

NET INCOME (LOSS)           $  (-0-)       $  (-0-)     $  (-0-)      $  (-0-)   $  (-0-)    $(3,000)
                            ========       ========     ========      ========   ========    ========

EARNINGS PER SHARE OF
COMMON STOCK                $    -0-       $    -0-     $    -0-      $    -0-   $    -0-

WEIGHTED AVERAGE
NUMBER
OF SHARES OUTSTANDING      3,000,000      3,000,000    3,000,000     3,000,000  3,000,000

See accompanying accountant's report.
The accompanying notes are an integral part of these financial statements.

                                  BUFFTON, INC.
                        (a development stage enterprise)
                       Statements Of Stockholders' Equity
                               September 30, 2000

                                                                               Deficit
                                                                              Accumulated
                                                                    Paid in     During
                       Preferred    Stock      Common     Stock     Capital   Development
                         Shares     Amount     Stock      Amount    Amount      Stage        Total
                        --------   -------    --------   --------  --------   ---------    --------

Balance May 27, 1998         -0-    $   -0-         -0-    $   -0-   $   -0-     $   -0-      $   -0-

Stock issued                 -0-        -0-   3,000,000      3,000       -0-         -0-        3,000

Retained Earnings
(Loss)                       -0-        -0-         -0-        -0-       -0-     (3,000)      (3,000)
                        --------    -------   ---------    -------   -------    --------     --------
Balance December 31,         -0-        -0-   3,000,000      3,000       -0-     (3,000)          -0-
1998

Retained Earnings
(Loss)                       -0-        -0-         -0-        -0-       -0-         -0-          -0-
                        --------    -------   ---------    -------   -------    --------     --------
Balance December 31,         -0-        -0-   3,000,000      3,000       -0-     (3,000)          -0-
1999

Retained Earnings
(Loss)                       -0-        -0-         -0-        -0-       -0-         -0-          -0-
                        --------    -------   ---------    -------   -------    --------     --------
Balance September 30,
2000                         -0-        -0-   3,000,000     $3,000   $   -0-    $(3,000)      $   -0-
                        ========    =======   =========    =======   =======    ========     ========

See accompanying accountant's report.
The accompanying notes are an integral part of these financial statements.


                                  BUFFTON, INC.
                        (a development stage enterprise)
                            Statements Of Cash Flows
       For the Nine Months Ended September 30, 2000 and September 30, 1999
                        the Year Ended December 31, 1999
          and the Period May 27, 1998 (inception) to September 30, 2000

                                                                                              May 27
                              Unaudited                   Unaudited           Audited    1998 (inception)
                                                                                                to
                         Three Months Ended           Nine Months Ended      Year Ended    September 30
                            September 30                 September 30
                         2000          1999          2000          1999       12/31/00         2000
                       --------      --------      --------      --------     --------     -----------

Net Income (Loss)         $   -0-        $   -0-      $   -0-        $   -0-    $   -0-       $(3,000)
Adjustments to
reconcile net
income
to net cash
provided
by operating
activities:                   -0-            -0-          -0-            -0-        -0-            -0-
                         --------        -------     --------       --------   --------       --------
Cash From                     -0-            -0-          -0-            -0-        -0-            -0-
Operations
                         --------        -------     --------       --------   --------       --------
Cash From Investing
Activities                    -0-            -0-          -0-            -0-        -0-            -0-
                         --------        -------     --------       --------   --------       --------
Cash From Financing
Activities Stock
Issued                        -0-            -0-          -0-            -0-        -0-          3,000
                         --------        -------     --------       --------   --------       --------
Net Increase in               -0-            -0-          -0-            -0-        -0-            -0-
Cash

Beginning Cash                -0-            -0-          -0-            -0-        -0-            -0-
Balance
                         --------        -------     --------       --------   --------       --------
Ending Cash Balance       $   -0-        $   -0-      $   -0-        $   -0-    $   -0-        $   -0-
                         ========        =======     ========       ========   ========       ========

See accompanying accountant's report.
The accompanying notes are an integral part of these financial statements.


                          BUFFTON, INC.
                (a development stage enterprise)
                  Notes to Financial Statements
  September 30, 2000, December 31, 1999 and September 30, 1999

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

  NOTE 2:  CASH

         The Company has no bank accounts at this time.

  NOTE 3 - EARNINGS PER SHARE

         Earnings per share has been computed by dividing net income/(loss) by the weighted average number of common shares outstanding for the period. There are no items which are deemed to be common stock equivalents during the audit period.

  NOTE 4: COMMON STOCK

         As   of  September  30,  2000,  December  31,  1999  and
         September 30, 1999, the Company had 3,000,000 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

No issues of securities and no changes in the existing securities took place during the period covered by this report. At the end of the quarter there were 3,000,000 shares of common stock outstanding.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most recent quarter.

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

                           Date: October 31, 2000