Form 10KSB
period 2000-12-19
DREW RESOURCES INC/NV
filed 2001-04-02
CIK 1110448

SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                         FORM 10-KSB
  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934

For the year ended December 31, 2000
Commission File No. 000-31030


                    DREW RESOURCES, INC.
   (Exact name of registrant as specified in its charter)



Nevada
(State of organization) (I.R.S. Employer Identification No.)

#3-1924 Whyte Ave. Vancouver, B.C. Canada V6J 1B3
(Address of principal executive offices)

Registrant's telephone number, including area code (604) 738-
4041

Securities registered under Section 12(g) of the Exchange
                                   Act: Common stock, $0.001
                                   par value per share
                                   Preferred stock, $0.001
                                   par value per share

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendments to this Form 10-KSB.     [ X ]

Issuer's Revenue during the year ended December 31, 2000:
$ 0

As of December 31, 2000, the registrant had 5,300,000 shares of its common stock, $0.001 par value, outstanding. Aggregate market value of the voting and non-voting common equity held by non-affiliates based on the price of N/A per share (the selling or average bid and asked price) as of December 31, 2000: N/A.

NOTE: The company's stock is not, and has not, been traded or quoted, and the book value is negative. Therefore, there is no way to ascertain a market value for the stock.

            DOCUMENTS INCORPORATED BY REFERENCE:

None

                           PART I

ITEM 1.   DESCRIPTION OF BUSINESS

                         Background

Drew Resources, Inc. (the "Company") is a Nevada corporation formed on December 16, 1998. Its principal place of business is located at #3-1924 Whyte Ave. Vancouver, B.C. Canada V6J
1B3.

                     Business of Issuer

The Company was organized to explore and develop precious metal mining claims and properties in North America. On December 5, 1998, the Company entered into a Memorandum of Understanding with Forest Syndicate for the Forrest Property, located in the Liard Mining Division, British Columbia. On March 30, 2000, the Company allowed the Option on the Forrest Property to expire, voiding the Memorandum of Understanding. On January 15, 1999, the Company filed an Offering Memorandum for an initial private offering 2,500,000 shares of Common Stock at $0.01 per share which was exempt from registration pursuant to Rule 504 of Regulation D, promulgated under the Securities Act of 1933 (the "Act").

On October 30, 2000, the Company entered into a Letter Agreement (the "Agreement") with George & Linda Eliopulos and C. Patrick & Judy Costin (the "Owners") for the Deer Creek Property (the "Property"), located in Lemhi County, Idaho. The Property consists of 16 unpatented mining claims (the "Claims") which cover 330 acres within 2 sections (Alafi 1-4). The Agreement was executed by the owner controlling 90% interest in the Deer Creek Property. The Agreement serves to initiate the terms of and conditions agreed to between Drew and the Owners, while a formal document is being drafted. The following are the significant terms of the Agreement:

  * Pay Advance Royalties to the Owners, as follows:

                $5,000     Upon Execution (November 3rd)
                $5,000     1st Anniversary
               $10,000     2nd Anniversary
               $20,000     3rd Anniversary
               $50,000     4th Anniversary & thereafter

     Beginning with the 4th anniversary, royalties will be adjusted to reflect changes in the consumer price index, with 2000 as the base year.

  * Pay all Federal and State mining claim maintenance fees for any year in which the agreement is maintained and in good standing.

  * Pay to the Owners, Production Royalties of 3% of the Net Smelter Returns, based on the total value of minerals sold, which is a royalty based on a percentage of valuable minerals produced with settlement made either in kind or in currency based on the spot sale proceeds received less the cost of refining and transportation. Net Smelter Returns are the gross revenues actually received the Lessee from the sales of any valuable minerals extracted and produced from the property, less the following charges:

       a.All   costs   of  weighing,  sampling,  determining
          moisture content and packaging such material and of loading and transporting it to the point of sale, including insurance and in-transit security costs.

       b.All smelter costs and all charges and penalties imposed by the smelter, refinery or purchaser.

       c.Marketing costs and commissions.

  * The term of the Lease is for 20 years, with automatic extensions so long as conditions of the lease are met.

  * Reclamation  as  required by Federal, State,  and  Local
     law   for   disturbances  arising  from  the  Company's
     activities on the Property will be the Company's responsibility.

Pursuant to the Agreement, Drew Resources has the right  to
explore,  prospect, sample, map or other work  involved  in
searching  for  ore, or to mine and develop (in  accordance
with  state and federal law) any valuable metallic  mineral
within bounds of the leased property, or to lease and  hold
the  property without conducting physical work, so long  as
terms   of   the  Agreement  are  met.   Drew  is   further
responsible for payment of Federal maintenance (rental) fees (US$100.00 per unpatented mining claim per rental year due annually on August 31) and State of Idaho Intent to Hold fees (US$5.50 for the four leased claims due annually on August 31). The definition of an "unpatented mining claim" is that portion of applicable federal-owned mineral lands which a party has staked or marked out in accordance with applicable mining laws to acquire the right to explore for and exploit the minerals under the surface.

The Lessor's may terminate lease if Drew fails to pay Federal and State rental fees due annually on August 31 or if Drew fails to pay advance royalties, due on the lease anniversary date, as listed on page 1 of the Agreement.

The Claims are situated in central Idaho, approximately 140 air miles northeast of Boise and within the Salmon River Mountains between the towns of Salmon and Challis. The Property is roughly two miles east of the Iron Creek Copper-Cobalt District, the nearest significant producer and 3 miles west of the Twin Peaks copper-lead mine. It is located within the headwaters of Deer Creek.

The Property is located near the south end of a major copper-cobalt trend known as the Idaho Cobalt Belt, within the headwaters of Deer Creek, a tributary of the Salmon River. The definition of a "copper-cobalt trend" is an empirical observation based on approximate linear alignment of a series of mines, mineral prospects, and mineral occurrences which have investigated for copper and/or cobalt or have sold copper and/or cobalt concentrates. In order to evaluate the possibility that the Deer Creek property might contain commercially valuable mineral deposits, the property was prospected (i.e. geological mapping along the collection of rock samples from sites that the prospector/geologist deemed capable of containing enriched metal concentrations). Rock units cropping out on the property were examined, described,
and   graphically   located  on   a   topographic   map   of
scale1:24,000  (1"  = 2000"). During this  mapping  program,
various  rock  and  soil  exposures  were  identified   (and
graphically located on the same topographical map) as differing from the surrounding terrain. These unusual rock and soil exposures may have contained minerals representing the oxidation product of former sulfide (metalliferous)- bearing rock, or may have represented zones of broken and crushed rock through which metal-bearing solution may have been discolored areas. At Deer Creek, copper carbonates (the oxidation product of copper sulfide minerals that are mined commercially in the industry) were identified and sampled,
as   were  discolored,  altered  patches  derived  from  the
oxidation of original iron sulfide minerals. Approximately 3 to 5 pounds of material were collected from these discolored or otherwise unusual areas - approximately 70 such samples were collected on the Deer Creek property. Metal content in these samples was determined by a commercial analytical laboratory who reported values in parts per million (ppm). These values are referred to as geochemistry. Certain of these samples contained higher metal concentrations that could be separated from the larger group of sample numbers constituting the geochemical background. These samples which contain the higher metal concentrations are thus anomalous. Once the geologic and sampling data has been collected and
plotted   on   appropriate  topographical   maps,   geologic
interpretations might be offered. Ideas, models originate and from these, drill targets, areas which are considered as having good potential to host commercial concentrations of metals. These targets are then recommended for testing with a drill in order to obtain samples for analysis. Because the Deer Creek property has never been investigated by drill testing, boring beneath the surface of the earth to examine a geologic target, the property is untested. There are two types of drilling (i) Diamond, or core, - drilling with a
hollow  bit  with  a  diamond  cutting  rim  to  produce   a
cylindrical core that is used for geological study; and (ii) Reverse Circulation - drilling that produces rock chips rather than core. This type of drilling is faster and cheaper than diamond drilling, the chips are forced by air to surface and are collected for examination. From the
aforementioned   description   of   prospecting,   of    the
geochemistry, and of the knowledge of neighboring mines and mineral occurrences, the Deer Creek property has a potential to host commercial concentrations of copper, cobalt, gold, lead, and zinc. With only limited surface sampling data and no drill data, the mineral potential is uncertain. From the data gathered and interpretations offered, the geological setting of the Deer Creek property follows: The Deer Creek property was once part of a shallow sea receiving a good deal of sand sedimentation from surrounding mountainous terrain. During portions of this time of sand deposition, sea floor vents and faults extruded metal bearing fluids into the unconsolidated seabed. These metal-rich fluids invaded, mixed, and accumulated with the sand, especially where there were depressions in the seabed. The metal-rich fluids contained elevated concentrations of copper, cobalt,
gold,   lead,   zinc,  and  other  metals.  Continued   sand
deposition   covered   and  preserved  these   metal-bearing
accumulations  on  the  ancient seafloor.  Through  geologic
time,   overlying  sand  was  eroded  so  that  these  metal
accumulations are now exposed and crop out on the Deer Creek
property.   The   aforementioned   geologic   investigations
identified probable dimensions of the metal accumulations (3,600' in length, up to 150' in width), and mineral character (base metals, such as copper, cobalt, lead, zinc, along with gold).

In October 1998, a Technical Report regarding the claims was completed by Mr. Richard Kern, a Registered Geologist which described its geology and mineralization, along with recommendations for an early stage exploration program, which should include detailed mapping, road building, drilling, and assay analysis. Mr. Kern has not conducted any study of the property since completion of his 1998 report nor has he prepared any additional reports since that time. Mr. Kern currently does not perform nor has he ever performed work for the company other than acting as a consultant to the Company in regards to the technical report. Mr. Kern acts as a consultant strictly on a per project basis and his consulting fees were paid by the owners of the property for the technical report. The Company intends to engage in mineral exploration, a highly speculative activity that involves greater risks than most businesses. The search for minerals often results in the failure to discover mineralization or the discovery of mineralization which will not return a profit over the costs incurred.

There are 3 succesive development stages which mineral properties progress through should they ultimately become a mine.

     1. Early stage. A relatively low cost "grass roots" initial program, usually initiated as a result of visual inspection and prospecting work, such as interesting outcropping and other observable phenomenon. Formal programs usually consist of mapping, geophysical and geochemical sampling and perhaps some limited drilling. Budgets are usually in the range of several hundred thousand dollars.

     2. Development Stage. Should early stage results be encouraging, a larger scale drill program may be warranted to define the extent and grade of mineralization, at an initial level. Should these results warrant, increase drilling programs can continue over several years, along with mine planning, engineering, process testing, and environmental studies through to the prefeasibility or feasibility stage. Annual budgets can easily be well over US $1 million per year, with the total cost through to feasibility in the US $5+ million range. The definition of "prefeasibility" is a preliminary estimate of what the economic parameters of mining a deposit are likely to be, based on a particular mining plan, process flow sheet, facility design, infrastructure, and estimated capital and operating costs; this estimate usually describes an installation that could be built. The definition of "feasibility" is a determination of the economic feasibilty of mining a deposit, based on progressively greater levels of information.

     3. Production. Once the property passes the Prefeasibility Stage and nears the production decision stage, exploration and development companies will typically vend the asset to an established production company, given the very different nature of expertise required and the significant amount of funding required to place a property into production. Although production companies also spend significant amount of capital on exploration, companies engaged exclusively in exploration rarely make the transition to a production company.

Owing to the Company's lack of established track record and relatively low capital requirements at the grass roots exploration stage, the Company will initially be involved with early stage properties located in Idaho, with hopes to acquire mining rights to perform exploratory work on properties located in Nevada, and New Mexico. Currently management has not entered into any negotiations to acquire any mining rights within these areas. It is management's intention to engage in the following business activities:

  * Advancing the Deer Creek Property through additional development stages, which might increase the value of the property.

  * Mitigating the real and perceived high risks associated with mineral exploration, the Company will seek to acquire at least one additional property interest in 2001 in order to lessen its reliance on a limited asset base.

  * In  becoming  involved with properties at more  advanced
     stages   of   development,  having  very  large   scale
     potential, in highly prospective areas of the U.S., such as Utah, Nevada, and New Mexico.

  * Developing its mining claims to the production decision point, an advanced level in which major mining production companies would seriously pursue the property as a significant and valuable acquisition. A production decision provides a level of confidence such that a decision to build a project can be made. Once this advanced level is reached, companies producing mineral concentrates, as well as other mining groups, may consider the Deer Creek property as a valuable acquisition which would return a profit if developed. As provided in the Agreement, page 2, Drew may assign the property to another party. Drew has the right to freely assign all or part of its rights to a third party as long as the third party accepts the terms and conditions of the lease in writing. Third party must assume all of Drew's obligations. There is no buyout option. The definition of "production decision point" is a refinement and reassessment of an initial study, based on extensive additional information, detailed engineering and optimization work which provides a level of confidence such that a decision to build a project can be made.

The Company may compete with major other junior mineral exploration companies in the search and acquisition of future property interests. Property interests are generally acquired through either staking by the company or by a one on one direct negotiation with the property holder. Therefore, the Company believes that competition for relatively early stage properties is more influenced by the general supply and demand characteristics of underlying metals at any one time, such as when copper is at a high price, there is heightened interest in copper properties. It is management's belief that due to the relatively poor state of metals, markets over the past several years and increasing lack of support for exploration projects, many potential competitors have ceased to pursue exploration activities, which has significantly lessened competition. Mineral exploration in the US and western Canada has essentially "evaporated" the past two to four years due to depressed metal prices (see The Northern Miner, vol. 86, No. 47, p.10) and to onerous environmental actions. The outlook remains particularly grim for gold, attributed to ongoing central bank sales and lower demand. For example, in Nevada, operators who have experienced either mine cutbacks or shutdowns include the Mineral Ridge, Olinghouse, and Rosebud mines as well as portions of both Barrick and Newmont operations in northeast Nevada, among others. Further, the few active operators are more reluctant to fund additional exploration or have put projects on-hold until metal prices increase. The geologic province encompassing the Deer Creek property has a long history of mineral exploration and development. Although the past decade has seen fewer and fewer explorationists, those mining companies previously engaged in minerals exploration and development in this area would be the major competitors due, in part, to their historic knowledge. Should metal prices rise or particular world metal shortages develop, other unknown competitors may find interest in the area. The definition of "staking by the company" are those applicable lands the company deems have potential to host valuable minerals-and to which the company has staked or marked out in accordance with applicable mining laws.

Once acquired, the Company will have defined and exclusive rights related to that property. Although the Company does not anticipate engaging in any commercial production at its properties, any minerals produced by others will be commodity products in nature such as gold, silver, copper, and molybdenum. Upon execution of the Agreement, Drew Resources has the exclusive rights to explore the Deer Creek property, which consists of the four unpatented mining claims Alafi #1-4, IMC # 175493-175496. There is no provision in the Agreement for Drew to acquire the property. As long as conditions of the lease are met, Drew will remain the lessee as the lease is renewable following the initial 20 year term. There is no provision for Drew to buy the property.

The Property is located in Federal lands open to mineral entry and managed by the U.S. Forest Service. In accordance with applicable mining laws of the United States regarding location (staking) of unpatented mining claims, the lessors ("Owners") have acquired the right to explore for and exploit the minerals under the surface, or, in this case, to lease the mining claims to Drew Resources, the lessee. Discussions with Salmon, Idaho office of the Forest Service indicate it currently is aware of no environmental problems within the Property that would prevent exploration. Claim owners have affirmed and reaffirmed that there are no dumps or tailings on the property and no acid mine drainage within the Deer Creek property. There may be small historic prospect pits (say less than 3' deep) that are now overgrown and were not observed or identified during geologic mapping. Although surface disturbing exploration has been permitted with no serious environmental problems at properties to the east and west, there has not been an attempt to permit a program at Deer Creek. It should be noted that the areas proximity to salmon and bull trout spawning grounds within the boundaries of the Salmon River would necessitate close study of any permit application. Exploration permits are common and most applications are granted. If mineral exploration involves road construction or other disturbance, certain conditions must be met before permission is granted by federal agencies, which, in this case, is the U.S. Forest Service in Salmon, Idaho, for mineral exploration on federal lands. Certain conditions must be met before permission is granted by the Forest Service. The explorer must submit certain documentation (with map) describing the nature of the proposed work, equipment to be used, estimated amount of disturbance, duration, type and kind of reclamation, etc. Upon review, federal agencies conduct a variety of field examinations and studies, including archaeology, wetlands, endangered species, and others, reserving the right to modify the claimant's proposal if the federal study determines that the explorer's proposed plan impacts a wetland, for example. For example, instead of siting a drill location near a wetland, the agency might require moving 200' in another direction. The explorer would comply and, in the case of drilling angled holes, would adjust the direction and inclination from the new site. In most cases a plan evolves whereby the claimant is allowed to explore with minimal damage to the environment and with the proviso of reclamation. There is no guarantee that the four drill hole plan proposed for the Deer Creek property in Mr. Kern's technical report will be approved by the Forest Service in Salmon. However, there are alternate ways to conduct exploration. Perhaps moving proposed drill sites, as described above, or drilling several holes from one more accessible site, or using a different type of drill rig, such as a tracked drill rig rather than a truck mounted rig. This would reduce the amount of road construction necessary. With an alternative plan, management believes that there would be no risk of not consummating the work program because the alternate plan is the plan that is mandated by the federal agency. Accordingly, whichever plan is used, the explorer must file a bond to ensure that all disturbances are reclaimed, should the explorer not complete the job. In the case of the proposed program for the Deer Creek project, the estimated cost would probably range from $3,000 to $5,000. The definition of "dumps" are waste material that accompany the extraction of minerals considered economic. The definition of "tailings" is the material that remains after all metals considered economic have been removed from ore during processing. The definition of "acid mine drainage" is the drainage that results from sulfide oxidation in rocks exposed to air and water.

Should further development be warranted at the property beyond the initial phase, management could vend all or part of the property to a company more experienced with development of mineral properties through to Feasibility, in which case any permitting issues would be dealt with by them. Any activity which would result in a physical disturbance such as road building must and will be presented to federal agencies for approval. Drill targets would require road construction for access, hence would require notifying and submitting a plan to federal agencies. Existing access roads from the east, originating from earlier logging operations in the area, would provide access for geochemical studies which involve walking traverses and do not involve road construction. Some geophysical surveys require certain equipment nearer to the point of investigation - if so, a plan would be submitted to the federal agencies. However, should management decide to develop the property internally, various base line environmental and other studies would be required. In this case, management would engage the specialized services of any one of the many consulting companies in the region experienced with permitting issues. Should the property be vended, whether now or after an initial work phase, the incoming party would assume responsibility for all permitting issues.

The Company's only employees at the present time are its sole officer and director and an independent consultant, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company.

                       Future Staffing

Management expects to carry out its exploration programs utilizing the services of independent consultants and other professionals such as drilling companies. The Company doe not foresee hiring additional personnel prior to either making a significant discovery or undertaking a material expansion or exploration activities.

ITEM 2.   DESCRIPTION OF PROPERTY.

The Company neither owns nor leases any real property at this time. The Company does have the use of a limited amount of office space from its sole officer and director, Shane
Lowry, at no charge to the Company.

Under NRS 78.030(1)(b), every Nevada corporation is required by statute to have a resident agent of the Corporation who is available in the state for service of process should any litigation arise. Therefore, the Company does not maintain an office in Carson City, Nevada, it has engaged a resident agent who has an office in Nevada who is simply an agent for service of process as mandated by the Nevada Revised Statutes.

The  Company  was granted a Mining Lease on the  Deer  Creek
Property,  16 unpatented mining claims located in the  Lemhi
County of Idaho through a Letter Agreement dated October 30,
2000.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY
          HOLDERS

No such matters were submitted during the most recent quarter.

                           PART II

ITEM 5.   MARKET  FOR  COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

The  Company's common stock is listed on the "Pink  Sheets"
in  the United States under the symbol DRWR, but at no time
have  there been any trades.  Management has not undertaken
any   discussions,  preliminary  or  otherwise,  with   any
prospective market maker concerning the participation of such market maker in the after-market for the Company's securities. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

                        Market Price

The  Registrant's Common Stock is not quoted at the  present
time.   The Company is listed on the Pink Sheets, but  there
have never been any trades.

The Company's shares may be considered a "penny stock" within the meaning of Rule 3a-51-1 of the Securities
Exchange Act which will affect an investor's ability to sell his/her/its shares; "penny stocks" often suffer wide fluctuations and have certain disclosure requirements which make resale in the secondary market difficult.

The Company's shares will be subject to the Penny Stock
Reform Act which will affect the investor's ability to sell his/her/its shares in any secondary market which may develop. If the Company's shares are not listed on a nationally approved exchange or the NASDAQ, do not meet the minimum financing requirements, or have a bid price of at least $5.00 per share, they will likely be defined as a "penny stock." Broker-dealer practices in connection with transactions in "penny stocks" are regulated by the SEC.
Rules associated with transactions in penny stocks include the following:

     - the delivery of standardized risk disclosure documents;

     - the provision of other information like current bid/offer quotations, compensation to be provided broker-dealer and salesperson, monthly accounting for penny stocks held in the customers account;

     - written determination that the penny stock is a suitable investment for purchaser;

     - written agreement to the transaction from purchaser.

These disclosure requirements and the wide fluctuations that "penny stocks" often experience in the market may make it difficult for an investor to sell his/her/its shares in any secondary market which may develop.

                           Holders

There  are  26  holders of the Company's  Common  Stock.  On
January 15, 1999, the Company offered 2,500,000 shares of its common stock in a private offering, which was exempt from registration pursuant to Rule 504 of Regulation D under the Securities Act of 1933 to 26 investors.

On November 2, 2000, the Company underwent a 2:1 split for shareholders of record as of October 27, 2000 and subsequently issued 300,000 shares of its common stock to its predessor, Buffton, Inc. under the terms of the Agreement and Plan of Reorganization, making the current issued and outstanding stock 5,300,000 shares of common stock.

                          Dividends

The Registrant has not paid any dividends to date, and has no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

With respect to the sales made, the Registrant relied on Rule 504 of Regulation D of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the shares. The securities were offered for investment only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted.

On January 15, 1999, the Company sold 2,500,000 shares of its common stock in exchange for a total consideration of $25,000.00 to 26 individuals.

On November 2, 2000, the Company underwent a 2:1 split for shareholders of record as of October 27, 2000 and subsequently issued 300,000 shares of its common stock to its predessor, Buffton, Inc. under the terms of the Agreement and Plan of Reorganization, making the current issued and outstanding stock 5,300,000 shares of common stock.

In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a one year holding period, under certain circumstances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

ITEM 6.   MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This statement includes projections of future results and "forward-looking statements" as that term is defined in
Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this filing, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, in conjunction with those forward-looking statements contained in this Statement.

        Management's Discussion And Plan Of Operation

The Company has no material unused sources of liquid assets. The Company intends to raise $250,000 through financings with accredited investors to fund an exploration program at Deer Creek, to make an advance royalty payment of $5,000 due October 31, 2001, pursuant to the Deer Creek option agreement and for general working capital. The Company's operating expenses are kept to a minimum and will be absorbed by management until the private placement can be arranged. At this time, the Company has not entered into any agreements for financings and there can be no assurance that obligations can be met in the future. The Company intends to raise an additional $250,000 from accredited investors who are known to the Company's management. In the event it fails to raise the additional $250,000, the Company will have three options: (1) winding down operations; (2) seeking a lesser amount of money; or (3) finding other properties more attractive to raising investment capital.

The  following  is  the Company's focus  over  the  next  12 months:

  * Spring 2001 - Begin a work program at Deer Creek.

  * Summer 2001 - Conduct an initial exploration program. The Company had originally planned to raise approximately $250,000 in additional funds by February 2001. We were unable to raise any funds and have held off any activities to raise additional until late summer of 2001.

  * Balance of 2001 - The Company will seek to acquire or option at least one additional early stage exploration project in North America as part of a diversification strategy to lessen the reliance of the Company on one particular property for the subsequent exploration season in 2001/02.

During the year, the sole officer and director made loans to the Company totaling $8,400 for working capital purposes. This loan is non-interest bearing, unsecured and has no specific terms for repayment. There is no loan agreement.

Pursuant to an Agreement and Plan of Reorganization (the "Acquisition Agreement") effective December 19, 2000, Drew Resources, Inc., a Nevada corporation (the "Company"), acquired one hundred percent (100%) of all the outstanding shares of common stock ("Common Stock") of Buffton, Inc., a Nevada corporation ("Buffton"), from all of the shareholders of the issued and outstanding common stock of Buffton, for the aggregate par value of $0.001 per share, as well as one share of Drew Resources, Inc. for every ten shares of Buffton (the "Acquisition"). The purchase price for the Buffton shares was $3,000USD.

ITEM 7.   FINANCIAL STATEMENTS.

The Audited Financial Statements as of December. 31, 2000, and December 31, 1999


                        AUDITORS' REPORT

To the Stockholders,
Drew Resources, Inc.

We have audited the accompanying balance sheets of Drew Resources Inc. (An Exploration Stage Enterprise) as at December 31, 2000 and 1999 and the statements of loss and deficit accumulated during the exploration stage, stockholders' equity (deficiency) and cash flows for the years ended December 31, 2000 and 1999 and for the period December 16, 1998 (Date of Incorporation) to December 31, 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Drew Resources Inc. as at December 31, 2000 and 1999 and the results of its operations and cash flows for the years ended December 31, 2000 and 1999 and for the period December 16, 1998 (Date of Incorporation) to December 31, 1998, in accordance with generally accepted accounting principles in the United States.

The accompanying financial statements referred to above have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the financial statements, the company is in the exploration stage, and has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Vancouver, Canada                      /a/ Amisano Hansen
March 2, 2001                              Chartered Accountants







                      DREW RESOURCES, INC.
                 (An Exploration Stage Company)
                          BALANCE SHEET
                   December 31, 2000 and 1999
                     (Stated in US Dollars)
                    (Unaudited - See Note 1)

                        ASSETS
                                     December 31,
                                  2000         1999
Current
   Cash                          $    148      $  1,315
   Accounts receivable                  -            79
                                 --------     ---------
                                      148         1,394
Mineral property - Note 3           5,000         6,600
Organization costs                  3,000             -
                                 --------     ---------
                                 $  8,148      $  7,994
                                 ========     =========

                      LIABILITIES
Current
  Accounts payable               $  5,038      $  2,039
                                    8,400             -
                                 --------     ---------
                                   13,438         2,039
                                 --------     ---------

           STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $0.001 par
value
  1,000,000 shares authorized,
  none outstanding
Common stock, $0.001 par value
  50,000,000 shares authorized
  5,300,000 outstanding            28,000        25,000

Deficit accumulated during the
Exploration stage                (33,290)      (19,045)
                                 --------     ---------
                                 ( 5,290)         5,955
                                 --------     ---------
                                 $  8,148      $  7,994
                                 ========     =========

Nature and Continuance of
Operations - Note 1
Commitments - Note 3

Approved by the Director:

Shane Lowry, Director


                     SEE ACCOMPANYING NOTES




                              DREW RESOURCES, INC.
                         (An Exploration Stage Company)
                          STATEMENT OF LOSS AND DEFICIT
                    ACCUMULATED DURING THE EXPLORATION STAGE
                 for the years ended December 31, 2000 and 1999,
    for the period December 16, 1998 (Date of Inception) to December 31, 1998 and for the period December 16, 1998 (Date of Inception) to December 31, 2000
                             (Stated in US Dollars)

                                                                        December 16,     December 16,
                                                                            1998             1998
                                            Year            Year          (Date of         (Date of
                                           Ended            Ended      Incorporation)   Incorporation)
                                        December 31,    December 31,   to December 31,  to December 31,
                                            2000            1999            1998             2000

Expenses
  Professional fees                        $   6,289         $   8,651       $   1,000         $ 15,940
  Bank charges                                    75               154               -              229
  Consulting fees                                  -             3,368               -            3,368
  Filing fees                                  1,281             3,078               -            4,359
  Office                                           -                74               -               74
  Travel                                           -             2,720               -            2,720
  Write-off of resource property
  -Note 3                                      6,600                 -               -            6,600
                                         -----------        ----------       ---------        ---------
Net loss for the period                       14,245            18,045           1,000           33,290

Deficit, beginning of period                  19,045             1,000               -                -
                                         -----------        ----------       ---------        ---------
Deficit, end of period                     $  33,290         $  19,045       $   1,000         $ 33,290
                                                            ==========       =========        =========
Loss per share                             $       -         $    0.01       $       -
                                                           ==========        =========
Weighted average number of
shares outstanding                         5,009,863         1,917,124               -
                                         ===========       ==========        =========

                             SEE ACCOMPANYING NOTES




                               DREW RESOURCES INC.
                         (An Exploration Stage Company)
                             STATEMENT OF CASH FLOWS
                 for the years ended December 31, 2000 and 1999,
    for the period December 16, 1998 (Date of Inception) to December 31, 1998 and for the period December 16, 1998 (Date of Inception) to December 31, 2000
                             (Stated in US Dollars)

                                                                        December 16,    December 16,
                                                                            1998            1998
                                            Year             Year         (Date of        (Date of
                                            Ended           Ended      Incorporation)   Incorporation)
                                        December 31,     December 31,  to December 31,  to December 31,
                                            2000             1999           1998            2000

Cash Flows used in Operating
Activities
  Net loss for the period                  $ (14,245)       $ (18,045)     $ ( 1,000)      $ (33,290)
  Add item not involving cash:
   Loss on write-off of resource                6,600                -              -           6,600
property
  Changes in non-cash working capital
   balances related to operations:
    Accounts receivable                            79         (    79)              -               -
    Accounts payable                            2,999            1,039          1,000           8,400
    Loan payable                                8,400                -              -           8,400
                                           ----------       ----------     ----------      ----------
                                                3,833         (17,085)          1,000        (13,252)
                                           ----------       ----------     ----------      ----------
Cash Flow from Financing Activity
  Capital stock issued                              -           25,000              -          25,000
                                           ----------       ----------     ----------      ----------
Cash Flow used in Investing Activity
  Mineral property acquisition cost          ( 5,000)         ( 6,600)              -        (11,600)
                                           ----------       ----------     ----------      ----------
Net change in cash during the period         ( 1,167)            1,315              -             148

Cash, beginning of the period                   1,315                -              -               -
                                           ----------       ----------     ----------      ----------
Cash, end of period                          $    148         $  1,315       $      -        $    148
                                           ==========       ==========      =========      ==========

                             SEE ACCOMPANYING NOTES



                               DREW RESOURCES INC.
                         (An Exploration Stage Company)
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
  and for the period December 16, 1998 (Date of Inception) to December 31, 2000
                             (Stated in US Dollars)

                                                                            Deficit
                                                                          Accumulated
                                                             Additional   During the
                                  (Note 2) Common Shares      paid-in     Exploration
                                      #         Par Value     Capital        Stage          Total


Net loss for the period                    -        $     -      $     -    $ ( 1,000)     $ ( 1,000)
                                  ----------       --------     --------    ----------     ----------
Balance as at
December 31, 1998                          -              -            -      ( 1,000)       ( 1,000)

Capital stock issued
pursuant to offering
memorandum for cash - $0.01        5,000,000          5,000       20,000             -         25,000

Net loss for the period                    -              -            -      (18,045)       (18,045)
                                  ----------       --------     --------    ----------     ----------

Balance as at
December 31, 1999                  5,000,000          5,000       20,000      (19,045)          5,955

Capital stock issued to acquire
100% of Buffton, Inc.
- - at $0.01 - Note 5                  300,000            300        2,700             -          3,000
Net loss for the year                      -              -            -      (14,245)       (14,245)

Balance, as at
December 31, 2000                  5,300,000        $ 5,300      $22,700     $(33,290)     $  (5,290)
                                  ==========       ========     ========    ==========     ==========

                             SEE ACCOMPANYING NOTES





                       DREW RESOURCES INC.
                 (An Exploration Stage Company)
                NOTES TO THE FINANCIAL STATEMENTS
         for the year ended December 31, 2000 and 1999,
for the period December 16, 1998 (Date of Inception) to December
                            31, 1998
   and for the period December 16, 1998 (Date of Inception) to
                        December 31, 2000
                     (Stated in US Dollars)

Note 1 Nature and Continuance of Operations


       The company is in the exploration stage. The company has the option to acquire a resource property located in
       Idaho, USA that it intends to commence the process of exploring and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the resource property will be dependent upon the discovery of economically recoverable reserves, confirmation of the company's interest in the underlying property, the ability of the company to obtain necessary financing to satisfy the expenditure requirements under the resource property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

       These financial statements have been prepared on a going concern basis. The company has accumulated a deficit of $33,290 since inception and at December 31, 2000 the company has a corking capital deficiency of $13,290. Its ability to continue as a going concern is dependent upon the ability of the company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

       The company was incorporated in Nevada on December 16, 1998.

Note 2 Summary of Significant Accounting Policies

       The financial statements of the company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates.

       The  financial  statements have, in management's  opinion,
       been   properly  prepared  within  reasonable  limits   of
       materiality and within the framework of the significant accounting policies summarized below:

       Organization

       Drew Resources Inc. was incorporated on December 16, 1998 under the laws of the State of Nevada. On November 2, 2000, the company underwent a 2 for 1 common stock split for shareholders of record as of October 27, 2000. This transaction was given retroactive effect in the financial statements.




DREW RESOURCES INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
for the years ended December 31, 2000, 1999 and for the period December 16, 1998 (Date of Inception) to December
31, 1998
(Stated in US Dollars) - Page 2

Note 2 Summary of Significant Accounting Policies - (cont'd)

       Organization - (cont'd)

       On  December  19, 2000, the company acquired 100%  of  the
       outstanding   shares   of   Buffton,   Inc.,   a    Nevada
       corporation, for 300,000 common shares. Buffton, Inc. is an inactive company with no assets or revenue.

       Principles of Consolidation

       These consolidated financial statements include the accounts of Drew Resources Inc. and its wholly-owned subsidiary, Buffton, Inc. (an inactive company). All significant inter-company transactions and balances have been eliminated on consolidation.

       Exchange Act Guide 7
       The Securities and Exchange Commission's Exchange Act Guide 7 "Description of property by issuers engaged or to be engaged in significant mining operations" requires that mining companies in the exploration stage should not refer to themselves as development stage companies in the financial statements, even though such companies should comply with Financial Accounting Standard Board Statement No. 7, if applicable. Accordingly, the company has not been referred to as being a development stage company.

       Organization Costs

       Organization costs will be amortized on a straight-line basis over three years.

       Resource Properties
       The acquisitions of resource properties are initially recorded at cost. Producing mineral properties are depleted over their estimated useful lives based upon a method relating recoverable mineral reserves to production. Non-producing mineral properties that the company abandons interest in are written-off in the year of abandonment. Exploration costs are expensed as incurred.





DREW RESOURCES INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
for the years ended December 31, 2000, 1999 and for the period December 16, 1998 (Date of Inception) to December
31, 1998
(Stated in US Dollars) - Page 3

Note 2 Summary of Significant Accounting Principles - (cont'd)

       Environmental Costs
       Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the company's commitments to plan of action based on the then known facts.

       Income Taxes
       The  company  uses the liability method of accounting  for
       income   taxes   pursuant   to  Statement   of   Financial
       Accounting  Standards,  No.  109  "Accounting  for  Income
       Taxes".

       Basic Loss Per Share
       The company reports basic loss per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic loss per share is calculated using the weighted average number of shares outstanding during the periods. Diluted loss per share has not been provided as it would be anitdilutive.

       Fair Value of Financial Instrument
       The carrying value of cash, accounts receivable, accounts payable and loans payable approximates fair value because of the short maturity of these instruments.





DREW RESOURCES INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
for the years ended December 31, 2000, 1999 and for the period December 16, 1998 (Date of Inception) to December
31, 1998
(Stated in US Dollars) - Page 4

Note 3 Mineral Property

       i)Deer Creek Property

          By a letter agreement dated October 30, 2000, the company entered into a 20 year lease agreement of 4 unpatented mineral claims located in Lemhi County, Idaho for the following advance royalty payments and performance requirements:

          Advance Royalty:
          -    $5,000 upon signing (paid);
          -    $5,000 on or before November 3, 2001;
          -    $10,000 on or before November 3, 2002;
          -    $20,000 on or before November 3, 2003;
          -    $50,000 on or before November 3, 2004;  and
          -    $50,000 on each November 3 thereafter.

          Performance Requirement:

          The company must pay federal and state mining claim maintenance fees for any year in which this agreement is maintained in good standing after June 1.

          The lessor has retained a 3% net smelter return.

       ii)    Forest Syndicate Property

          By a memorandum of understanding dated December 5, 1998, the company granted the option to acquire up to a 100% interest in 11 mineral claims located in the Liard Mining Division of British Columbia. During the year ended December 31, 2000, management of the company decided to abandon these claims and allowed the option to expire and consequently wrote-off costs totaling $6,600.

Note 4 Related Party Transactions

       Loans payable as at December 31, 2000, consist of $8,400 (199: $Nil) advanced for working capital purposes. This amount is due to the president of the company, is non-interest bearing, unsecured and has no specific terms for repayment.




DREW RESOURCES INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
for the year ended December 31, and 2000, 1999 and for the period December 16, 1998 (Date of Inception) to December
31, 1998
(Stated in US Dollars) - Page 5

Note 5 Non-cash Transactions

       Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows. On December 19, 2000, the company acquired 100% of the outstanding shares of Buffton, Inc. by issuing 300,000 shares at a value of $3,000. This transaction was excluded from the statement of cash flows.

Note 6 Deferred Tax Assets

       The Financial Accounting Standards Board issued Statement Number 109 in Accoutning for Income Taxes ("FAS 109") which is effective for fiscal years beginning after December 15, 1992. FAS 109 require the use of the assets and liability method of accounting of income taxes. Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled.

       The following table summarizes the significant components of the company's deferred tax assets:

                                                      Total

       Deferred Tax Assets
         Non-capital loss carryforward                $ 33,290
                                                      ========
       Gross deferred tax assets                      $ 16,645
       Valuation  allowance  for  deferred   tax      (16,645)
       asset
                                                      --------
                                                      $      -
                                                      ========

       The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations. The company has chosen to provide an allowance of 100%
       against all available income tax loss carryforwards, regardless of their time of expiry.




DREW RESOURCES INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
for the year ended December 31, 2000, 1999 and for the period December 16, 1998 (Date of Inception) to December
31, 1998
(Stated in US Dollars) - Page 6

Note 7 Income Taxes

       No provision for income taxes has been provided in these financial statements due to the net loss. At December 31, 2000, the company has net operating loss carryforwards, which expire commencing in 2018, totaling approximately $33,290, the benefit of which has not been recorded in the financial statements.

Note 8 New Accounting Standards

       In April 1998, the Accounting Standards Executive committee issued SOP 98-5, "Reporting on the cost of start-up activities". This statement is effective for fiscal years beginning after December 15, 1998. Adopting this standard does not have a material impact on the company's financial position, results of operations or cash flows.

       In June 1998, the Financial Accounting Standards board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which standardized the accounting for derivative instruments. SFAS is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Adopting this standard will not have a significant impact on the company's financial positions, results of operations or cash flows.

ITEM 8.   CHANGES  IN AND DISAGREEMENTS WITH ACCOUNTANTS  ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

   1.      i.     The  Company's  principal  accountant  was
           dismissed on December 19, 2000, due to the closing of the merger

       ii. The   principal   accountant's  report   on   the
           financial statements for the past two years was modified as to uncertainty that the Company will continue as a going concern.

       iii.The  decision to change accountants was  approved
           by   the   board   of   directors   through   the
           resolutions approving the merger.

       iv. A. There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountants satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.
   2. A new accountant has been engaged as the principal accountant to audit the issuer's financial statements. The new accountant is Amisano Hanson and was engaged as of December 19, 2000. Neither the Company nor anyone acting on its behalf consulted the new accountant regarding:


       ii. the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the small business issuer's financial statements, as part of the process of deciding as to the accounting, auditing or financial reporting issue, or

       iii.any   matter   that   was  the   subject   of   a
           disagreement or event identified in response to paragraph 1(iv) of this Item.
   3. The Company has provided the former accountant with a copy of the disclosures it is making in response to this Item. The Company has requested the former accountant to furnish a letter addressed to the Commission stating that it agrees with the statements made by the Company. The Company has filed the letter as an exhibit to the registration statement containing this disclosure.


                          PART III

ITEM 9.   DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS,   AND
          CONTROL PERSONS

The members of the Board of Directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The Articles of Incorporation provide that initially there was only one director. However, that board can change the number upon a vote of the Directors.

There are no agreements for any officer or director to resign at the request of any other person, and none of the officers or directors named below are acting on behalf of, or at the direction of, any other person.

The Company's officers and directors will devote their time to the business on an "as-needed" basis, which is expected to require 5-10 hours per month.

Information as to the directors and executive officers of the Company is as follows:

Name/Address                Age  Position
Shane Lowry                  32  President/Secretary/Treasurer/
#3-1924 Whyte Avenue             Director
Vancouver, B.C. Canada V6J
1B3

Shane Lowry; President/Secretary/Treasurer/Director

Shane Lowry has been an officer and director of the Company since its inception on December 16, 1998 and is currently serving without compensation. Mr. Lowry is currently the President of Icon Capital Group, Inc. Icon Capital Group, Inc. consults with various emerging mining and technology companies on corporate strategy involving acquisitions, mergers, amalgamations and financing. From October 1997 to June 2000, Mr. Lowry was employed by Condor Goldfields, Inc., a publicly listed company trading on the Toronto Stock Exchange over-the-counter market with offices in Vancouver, B.C. Mr. Lowry's duties included Corporate Development and Investor Relations. From July 1995 to May 1997, Mr. Lowry worked in a similar capacity for Eaglecrest Explorations, Ltd., Cypango Ventures, Ltd., and U.S. Diamond Corp., all of which are based in Vancouver, B.C. and listed on the Vancouver Stock Exchange.

                   Independent Consultant

Richard Kern - Graduating from Montana State University, (B.Sc - Geology) in 1971 and Idaho State University (Masters
- - Geology) in 1972, Mr. Kern has been engaged in the field of geology since then. He is a Registered Professional Geologist licensed to work in all U.S. states, and is a member of the American Institute of Mining, Metallurgical, and Petroleum Engineers, Inc., and the Geological Society of Nevada. In October 1998, Mr. Kern completed a Technical Report on the Deer Creek Property. From February 1998 to present, Mr. Kern has served as President of MinQuest, Inc, a private exploration company. From 1995 to 1998 Mr. Kern held the position of District Geologist, Western US for North Mining, Inc.

There is no family relationship between any of the officers and directors of the Company. The Company's Board of Directors has not established any committees.

                    Conflicts of Interest

Insofar as the officers and directors are engaged in other business activities, management anticipates it will devote only a minor amount of time to the Company's affairs. The officers and directors of the Company may in the future become shareholders, officers or directors of other companies which may be formed for the purpose of engaging in business activities similar to those conducted by the Company. The Company does not currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's proposed business operations.

The officers and directors are, so long as they are officers or directors of the Company, subject to the restriction that all opportunities contemplated by the Company's plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to the Company and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. Subject to the next paragraph, if a situation arises in which more than one company desires to merge with or acquire that target company and the principals of the proposed target company have no preference as to which company will merge or acquire such target company, the company of which the President first became an officer and director will be entitled to proceed with the transaction. Except as set forth above, the Company has not adopted any other conflict of interest policy with respect to such transactions.

ITEM 10.  EXECUTIVE COMPENSATION

The Company's sole officer and director does not receive any compensation for his respective services rendered to the Company, nor has he received such compensation in the past. There is no written agreement for compensation. He has agreed to act without compensation until authorized by the Board of Directors, in which he is also the sole director. As of the date of this registration statement, the sole officer is not restricted from setting his own compensation. As the Company becomes trading, the Company intends to add directors. Once the Company has a positive cash flow, the expanded board will decide compensation. The sole officer does not receive a regular salary, wage for his time, and will not unless and until the Company's business operations develop to the point where a full time or other extensive time commitment is required. As of the date of this registration statement, the Company has no funds available to pay directors. Further, none of the directors are accruing any compensation pursuant to any agreement with the Company.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Registrant for the benefit of its employees.

ITEM 11.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS
          AND MANAGEMENT.

The following table sets forth each person known to the Company, as of March 9, 2001, to be a beneficial owner of five percent (5%) or more of the Company's common stock and the holdings of the Company's sole officer and director. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Title of    Name/Address                Shares        Percentage
Class       of Owner                    Beneficially  Ownership
                                        Owned

Common      Keith Balderson (1)         400,000       7.55%
            2186 West 14th Ave.
            Vancouver, B.C. Canada
            V6K 2V6

Common      Leah Balderson (1)          510,000       9.62%
            2186 West 14th Ave.
            Vancouver, B.C. Canada
            V6K 2V6

Common      Next Millenium Management   200,000       3.77%
            (1)
            522-625 Howe Street
            Vancouver, B.C. Canada
            V6C 2S6

Common      Buffton                     300,000       5.66%
            2080 E. Flamingo Rd.,
            Suite 112
            Las Vegas, NV 89119

Common      Chitsai Tora, Inc.          400,000       7.55%
            55 Frederick & Shirley
            Sts.
            P.O. Box 13039
            Nassau, Bahamas

Common      Jason Dussault              300,000       5.66%
            421-2001 Wall Street
            Vancouver, B.C. Canada
            V5L 5E4

Common      Savannah Foundation         400,000       7.55%
            3rd Floor
            Bahamas Financial Centre
            Nassau, Bahamas

Common      Joanne Sinkins              300,000       5.66%
            302 Cedarvale Ave.
            Toronto, Ont. Canada
            M4C 4K4

Common      Brian Thomson               300,000       5.66%
            #325-3755 W. 6th Ave.
            Vancouver, B.C. Canada

Common      Andrew Walker               300,000       5.66%
            216-257 E. 12th St.
            N. Vancouver, B.C. Canada
            V7L 2J8

(1) Keith and his wife Shelley Balderson jointly hold 60% of Next Millenium Management and Leah Balderson holds 40% of the issued and outstanding shares of Next Millenium Management. Keith and Leah Balderson are father and daughter, together with the share holdings of Next
Millenium, they hold 1,110,000 shares of the Company's stock, which represents a total of 20.94% of the issued and outstanding shares.

The holdings of the sole officer and director:

Title of   Name/Address             Shares        Percentage
Class      of Owner                 Beneficially  Ownership
                                    Owned
Common     Shane Lowry              200,000       3.77%
           #3-1924 Whyte Ave.,
           Vancouver, B.C. Canada
           V6J 1B3

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no relationships or transactions to report.

ITEM 13.  EXHIBITS.

EXHIBITS

          2. Agreement and Plan of Reorganization (incorporated by reference to the amended Form 10-SB and amended Form 8-K filed with the SEC on March 30, 2001, respectively)

          3.1 Articles  of  Incorporation  (incorporated  by
              reference  to  the  amended  Form  10-SB   and
              amended  Form 8-K filed with the SEC on  March
              30, 2001, respectively)

          3.2 By-Laws as amended on December 19, 2001 (incorporated by reference to the amended Form 10-SB and amended Form 8-K filed with the SEC on March 30, 2001, respectively)

          10. Letter Agreement for Deer Creek Property (incorporated by reference to the amended Form 10-SB and amended Form 8-K filed with the SEC on March 30, 2001, respectively)

          16. Letter re change in certifying accountant (incorporated by reference to the amended Form 10-SB and amended Form 8-K filed with the SEC on March 30, 2001, respectively)
                         SIGNATURES

In  accordance  with Section 13 or 15(d) of  the  Securities
Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                           Drew Resources, Inc.


                           By:
                              Shane Lowry, President

                           Date: April 2, 2001