Form 10KSB/A
period 2000-12-19
DREW RESOURCES INC/NV
filed 2001-04-05
CIK 1110448

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

ITEM 7.   FINANCIAL STATEMENTS.

The Audited Financial Statements as of December. 31, 2000, and December 31, 1999




                        AUDITORS' REPORT

To the Stockholders,
Drew Resources Inc.

We have audited the accompanying consolidated balance sheets of Drew Resources Inc. (An Exploration Stage Company) as at December 31, 2000 and 1999 and the consolidated statements of loss and deficit accumulated during the exploration stage, stockholders' equity (deficiency) and cash flows for the years ended December 31, 2000 and 1999 and for the period December 16, 1998 (Date of Incorporation) to December 31, 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Drew Resources Inc. as at December 31, 2000 and 1999 and the results of its operations and cash flows for the years ended December 31, 2000 and 1999 and for the period December 16, 1998 (Date of Incorporation) to December 31, 1998, in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the financial statements, the company is in the exploration stage, and has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the company will be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Vancouver, Canada                        /a/ Amisano Hanson
March 2, 2001                                Chartered Accountants





                       DREW RESOURCES INC.
                 (An Exploration Stage Company)
                   CONSOLIDATED BALANCE SHEETS
                   December 31, 2000 and 1999
                     (Stated in US Dollars)

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
                                 ========     =========

Nature and Continuance of
Operations - Note 1
Commitments - Note 3

Approved by the Director:

Shane Lowry, Director


                     SEE ACCOMPANYING NOTES




                               DREW RESOURCES INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 for the year ended December 31, 2000 and 1999,
  for the period December 16, 1998 (Date of Incorporation) to December 31, 1998
                                      and
  for the period December 16, 1998 (Date of Incorporation) to December 31, 2000
                              (Stated in US Dollars)


                                                                        December 16,     December 16,
                                                                           1998              1998
                                            Year            Year        (Date of          (Date of
                                           Ended            Ended      Incorporation)   Incorporation)
                                        December 31,    December 31,   to December 31,  to December 31,
                                            2000            1999            1998             2000

Expenses
  Professional fees                        $   6,289         $   8,651       $   1,000         $ 15,940
  Bank charges                                    75               154               -              229
  Consulting fees                                  -             3,368               -            3,368
  Filing fees                                  1,281             3,078               -            4,359
  Office                                           -                74               -               74
  Travel                                           -             2,720               -            2,720
  Write-off of resource property
  -Note 3                                      6,600                 -               -            6,600
                                         -----------        ----------       ---------        ---------
Net loss for the period                       14,245            18,045           1,000           33,290

Deficit, beginning of period                  19,045             1,000               -                -
                                         -----------        ----------       ---------        ---------
Deficit, end of period                     $  33,290         $  19,045       $   1,000         $ 33,290
                                         ===========        ==========       =========        =========
Loss per share                             $       -         $    0.01       $       -
                                         ===========        ==========       =========
Weighted average number of
shares outstanding                         5,009,863         1,917,124               -
                                         ===========        ==========       =========

                             SEE ACCOMPANYING NOTES




                               DREW RESOURCES INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 for the year ended December 31, 2000 and 1999,
  for the period December 16, 1998 (Date of Incorporation) to December 31, 1998
                                      and
  for the period December 16, 1998 (Date of Incorporation) to December 31, 2000
                              (Stated in US Dollars)

                                                                        December 16,    December 16,
                                                                            1998            1998
                                            Year             Year         (Date of        (Date of
                                            Ended           Ended      Incorporation)   Incorporation)
                                        December 31,     December 31,  to December 31,   to December 31,
                                            2000             1999           1998            2000

Cash Flows used in Operating
Activities
  Net loss for the period                  $ (14,245)       $ (18,045)     $ ( 1,000)      $ (33,290)
  Add item not involving cash:
   Loss on write-off of resource                6,600                -              -           6,600
property
  Changes in non-cash working capital
   balances related to operations:
    Accounts receivable                            79         (    79)              -               -
    Accounts payable                            2,999            1,039          1,000           5,038
    Loan payable                                8,400                -              -           8,400
                                           ----------       ----------     ----------      ----------
                                                3,833         (17,085)          1,000        (13,252)
                                           ----------       ----------     ----------      ----------
Cash Flow from Financing Activity
  Capital stock issued                              -           25,000              -          25,000
                                           ----------       ----------     ----------      ----------
Cash Flow used in Investing Activity
  Mineral property acquisition cost          ( 5,000)         ( 6,600)              -        (11,600)
                                           ----------       ----------     ----------      ----------
Net change in cash during the period         ( 1,167)            1,315              -             148

Cash, beginning of the period                   1,315                -              -               -
                                           ----------       ----------     ----------      ----------
Cash, end of period                          $    148         $  1,315       $      -        $    148
                                           ==========       ==========      =========      ==========

                             SEE ACCOMPANYING NOTES



                               DREW RESOURCES INC.
                         (An Exploration Stage Company)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
  for the period December 16, 1998 (Date of Incorporation) to December 31, 2000
                             (Stated in US Dollars)

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
                                  ==========       ========     ========    ==========     ==========

                             SEE ACCOMPANYING NOTES

                       DREW RESOURCES INC.
                 (An Exploration Stage Company)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         for the years ended December 31, 2000 and 1999, for the period December 16, 1998 (Date of Incorporation) to
                        December 31, 1998
 and for the period December 16, 1998 (Date of Incorporation) to
                        December 31, 2000
                     (Stated in US Dollars)

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

       These consolidated financial statements have been prepared on a going concern basis. The company has accumulated a deficit of $33,290 since inception and at December 31, 2000 the company has a working capital deficiency of $13,290. Its ability to continue as a going concern is dependent upon the ability of the company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

       The company was incorporated in Nevada on December 16, 1998.

Note 2 Summary of Significant Accounting Policies

       The consolidated financial statements of the company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates.

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



Drew Resources Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements for the years ended December 31, 2000, 1999 and December 16, 1998 (Date of Incorporation) to December 31, 1998
(Stated in US Dollars) - Page 2

Note 2 Summary of Significant Accounting Policies - (cont'd)

       Organization - (cont'd)
       On  December 19, 2000, the company acquired 100% of  the
       outstanding   shares   of  Buffton,   Inc.,   a   Nevada
       corporation,  for 300,000 common shares.  Buffton,  Inc.
       is an inactive company with no assets or revenue.

       Princples of Consolidation
       These consolidated financial statements include the accounts of Drew Resources Inc. and its wholly-owned subsidiary, Buffton, Inc. (an inactive company). All significant inter-company transactions and balances have been eliminated on consolidation.

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



Drew Resources Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements for the years ended December 31, 2000, 1999 and December 16, 1998 (Date of Incorporation) to December 31, 1998
(Stated in US Dollars) - Page 3

Note 2 Summary of Significant Accounting Policies - (cont'd)

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

       Basic Loss Per Share
       The company reports basic loss per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic loss per share is calculated using the weighted average number of shares outstanding during the periods. Diluted loss per share has not been provided as it would be antidilutive.

       Fair Value of Financial Instrument
       The   carrying  value  of  cash,  accounts   receivable,
       accounts  payable  and loans payable  approximates  fair
       value   because   of   the  short  maturity   of   these
       instruments.

Drew Resources Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements for the years ended December 31, 2000, 1999 and December 16, 1998 (Date of Incorporation) to December 31, 1998
(Stated in US Dollars) - Page 4

Note 3 Mineral Property

       i)   Deer Creek Property
          By a letter agreement dated October 30, 2000, the company entered into a 20 year lease agreement of 16 unpatented mineral claims located in Lemhi County, Idaho for the following advance royalty payments and performance requirements:

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

       ii)  Forest Syndicate Property
          By a memorandum of understanding dated December 5, 1998, the company was granted the option to acquire up to a 100% interest in 11 mineral claims located in the Liard Mining Division of British Columbia. During the year ended December 31, 2000, management of the company decided to abandon these claims and allowed the option to expire and consequently wrote-off costs totalling $6,600.

Note 4 Related Party Transactions

       Loans payable as at December 31, 2000, consist of $8,400 (1999: $Nil) advanced for working capital purposes. This amount is due to the president of the company, is non-interest bearing, unsecured and has no specific terms for repayment.



Drew Resources Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements for the years ended December 31, 2000, 1999 and December 16, 1998 (Date of Incorporation) to December 31, 1998
(Stated in US Dollars) - Page 5

Note 5 Non-cash Transactions

       Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows. On December 19, 2000, the company acquired 100% of the outstanding shares of Buffton, Inc. by issuing 300,000 common shares at a value of $3,000. This transaction was excluded from the statement of cash flows.

Note 6 Deferred Tax Assets

       The Financial Accounting Standards Board issued Statement Number 109 in Accounting for Income Taxes ("FAS 109") which is effective for fiscal years beginning after December 15, 1992. FAS 109 require the use of the asset and liability method of accounting of income taxes. Under the assets and liability method of FAS 109, deferred tax assts and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

       The   following   table   summarizes   the   significant
       components of the company's deferred tax assets:

                                                       Total
       Deferred Tax Assets
        Non-capital loss carryforward                $  33,290
                                                     =========
       Gross deferred tax assets                     $  16,645
       Valuation allowance for deferred tax asset     (16,645)
                                                     ---------
                                                     $       -
                                                     =========

       The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations. The company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.



Drew Resources Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements for the years ended December 31, 2000, 1999 and December 16, 1998 (Date of Incorporation) to December 31, 1998
(Stated in US Dollars) - Page 6

Note 7 Income Taxes

       No provision for income taxes has been provided in these financial statements due to the net loss. At December 31, 2000, the company has net operating loss carryforwards, which expire commencing in 2018, totalling approximately $33,290, the benefit of which has not been recorded in the financial statements.

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

            iii.    The   decision   to  change  accountants  was
               approved by the board of directors through the resolutions approving the merger.

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

      2. A new accountant has been engaged as the principal accountant to audit the issuer's financial statements. The new accountant is Amisano Hanson and was engaged as of December 19, 2000. Neither the Company nor anyone acting on its behalf consulted the new accountant regarding:

            ii.     the application of accounting principles to a
               specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the small business issuer's financial statements, as part of the process of deciding as to the accounting, auditing or financial reporting issue, or

            iii.     any  matter  that  was  the  subject  of   a
               disagreement or event identified in response to paragraph 1(iv) of this Item.

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

                   Independent Consultant

Richard Kern - Graduating from Montana State University, (B.Sc - Geology) in 1971 and Idaho State University (Masters
- Geology) in 1972, Mr. Kern has been engaged in the field of geology since then. He is a Registered Professional Geologist licensed to work in all U.S. states, and is a member of the American Institute of Mining, Metallurgical, and Petroleum Engineers, Inc., and the Geological Society of Nevada. In October 1998, Mr. Kern completed a Technical Report on the Deer Creek Property. From February 1998 to present, Mr. Kern has served as President of MinQuest, Inc, a private exploration company. From 1995 to 1998 Mr. Kern held the position of District Geologist, Western US for North Mining, Inc.

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