Form 10QSB
period 2001-03-31
DREW RESOURCES INC/NV
filed 2001-05-18
CIK 1110448

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
Commission File No. 000-31030






                      DREW RESOURCES, INC.
     (Exact name of registrant as specified in its charter)







Nevada
(State of organization) (I.R.S. Employer Identification No.)

2743 W. 37th Avenue Vancouver, BC V6N 2T5
(Address of principal executive offices)

Registrant's telephone number, including area code (604) 738-4041

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. No X

There are 5,300,000 shares of common stock outstanding as of May
17, 2001.

                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
                       DREW RESOURCES INC.
                 (An Exploration Stage Company)
                   CONSOLIDATED BALANCE SHEETS
              March 31, 2001, and December 31, 2000
                           (Unaudited)
                     (Stated in US Dollars)


                 ASSETS                    March 31,    December
                                                           31,
                                             2001         2000
Current
 Cash                                         $   85      $   148
 Accounts receivable                             461             -
                                           ---------     ---------
                                                $546       $   148
                                           =========     =========
                           LIABILITIES
Current
 Accounts payable                            $ 9,065       $ 5,038
 Related party loan payable - Note 3          18,400         8,400
                                           ---------     ---------
                                              27,465        13,438
                                           ---------     ---------
                      STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value
 1,000,000 shares authorized, none
outstanding
Common stock, $0.001 par value
 50,000,000 shares authorized
  5,300,000 shares outstanding                28,000        28,000
Deficit accumulated during the
 exploration stage                          (54,919)      (41,290)
                                           ---------     ---------
                                            (26,919)      (13,290)
                                           ---------     ---------
                                             $   546      $    148
                                           =========     =========


                     SEE ACCOMPANYING NOTES
                       DREW RESOURCES INC.
                 (An Exploration Stage Company)
           CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT
            ACCUMULATED DURING THE EXPLORATION STAGE
   for the three month periods ended March 31, 2001 and 2000, for the period December 16, 1998 (Date of Incorporation) to March
                            31, 2001
                           (Unaudited)
                     (Stated in US Dollars)


                                                                  December 16,
                                     Three months  Three months  1998, (Date of
                                        Ended          Ended     Incorporation) to
                                      March 31,      March 31,      March 31,
                                         2001          2000           2001
General and Administrative Expenses
 Bank charges                            $     63       $     18     $    292
 Consulting fees                            8,500              -       11,868
 Filing Fees                                  220            221        4,579
 Office                                         -              -           74
 Organization costs                             -              -        3,000
 Professional fees                          4,846            450       20,786
 Property acquisition costs                     -              -       11,600
 Travel                                         -              -        2,720
                                       ----------     ----------   ----------
Net loss for the period                    13,629            689       54,919

Deficit, beginning of period               41,290         25,645            -
                                       ----------     ----------   ----------
Deficit, end of period                   $ 54,919       $ 26,334     $ 54,919
                                       ==========     ==========   ==========
Loss per share                           $      -       $      -
                                       ==========     ==========
Weighted average number of
 shares outstanding                     5,300,000      2,500,000
                                       ==========     ==========



                     SEE ACCOMPANYING NOTES
                       DREW RESOURCES INC.
                 (An Exploration Stage Company)
              CONSOLIDATED STATEMENTS OF CASH FLOWS
 for the the three month periods ended March 31, 2001 and 2000, and for the period December 16, 1998 (Date of Incorporation) to
                         March 31, 2001
                           (Unaudited)
                      (Stated in US Dollars)


                                                                   December 16,
                                     Three months  Three months   1998, (Date of
                                        Ended          Ended      Incorporation) to
                                      March 31,      March 31,      March 31,
                                         2001          2000            2001
Cash Flows from Operating
 Activities
 Net loss for the period                 $(13,629)      $  (689)     $(54,919)
 Add item not involving cash:
  Organization costs                             -             -         3,000
 Changes in non-cash working
capital
  balances related to operations
  Accounts receivable                        (461)             -         (461)
  Accounts payable                           4,027           550         9,065
  Related party loan payable                10,000             -        18,400
                                       -----------    ----------   -----------
                                              (63)         (139)      (24,915)
                                       -----------    ----------   -----------
Cash Flows from Financing
 Activity
 Capital stock issued                            -             -        25,000
                                       -----------    ----------   -----------
Net change in cash during the
 period                                       (63)         (139)            85

Cash, beginning of the period                  148         1,315             -
                                       -----------    ----------   -----------
Cash, end of the period                  $      85      $  1,176     $      85
                                       ===========    ==========   ===========

Non-cash Transactions - Note 4


                     SEE ACCOMPANYING NOTES
                               DREW RESOURCES INC.
                         (An Exploration Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
   for the period December 16, 1998 (Date of Incorporation) to March 31, 2001
                                   (Unaudited)
                             (Stated in US Dollars)


                                                                      Deficit
                                                                    Accumulated
                                                        Additional   During the
                                 Common Shares           Paid-in    Exploration
                                   #       Par Value     Capital       Stage         Total

Net loss for the period                -     $     -      $      -    $ (1,000)      $ (1,000)
                            ------------   ---------     ---------   ----------    -----------
Balance, as at
 December 31, 1998                     -           -             -      (1,000)       (1,000)
Capital stock issued
pursuant
 to offering memorandum        5,000,000       5,000        20,000            -         25,000
for
 cash - at $0.005

Net loss for the year
 - as restated                         -             -           -     (24,645)        (24,645)
                            ------------   ---------     ---------   ----------    -----------
Balance, as at
 December 31, 1999             5,000,000       5,000        20,000     (25,645)          (645)

Capital stock issued to
 acquire 100% of Buffton,
 Inc. - at $0.01 - Note 5        300,000         300         2,700            -          3,000
Net loss for the year                  -           -             -     (15,645)       (15,645)
                            ------------   ---------     ---------   ----------    -----------
Balance, as at
 December 31, 2000             5,300,000       5,300        22,700     (41,290)       (13,290)
Net loss for the period                -           -             -     (13,629)       (13,629)
                            ------------   ---------     ---------   ----------    -----------
Balance, as at
 March 31, 2001                5,300,000     $ 5,300       $22,700    $(54,919)      $(26,919)
                            ============   =========     =========   ==========    ===========


                             SEE ACCOMPANYING NOTES
                       DREW RESOURCES INC.
                 (An Exploration Stage Company)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 2001
                           (Unaudited)
                      (Stated in US Dollars)


Note 1 Interim Reporting

       While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the company's December 31, 2000 annual financial statements.

Note 2 Mineral Property

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

Note 3 Related Party Transactions

       Related party loans payable as at March 31, 2001, consist of $18,400 (December 31, 2000: $8,400) advanced for working capital purposes. This amount is due to the president of the company, is non-interest bearing, unsecured and has no specific terms for repayment.

Note 4 Non-cash Transactions

       Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows. On December 9, 2000, the company acquired 100% of the outstanding shares of Buffton, Inc. by issuing 300,000 common shares at a value of $3,000. This transaction was excluded form the statement of cash flows.


ITEM 2.   MANAGEMENT'S PLAN OF OPERATION

                        Plan of Operation

The Company has no material unused sources of liquid assets. The Company intends to raise $250,000 through financings with accredited investors to fund an exploration program at Deer Creek, to make an advance royalty payment of $5,000 due October 31, 2001, pursuant to the Deer Creek option agreement and for general working capital. The Company's operating expenses are kept to a minimum and will be absorbed by management until the private placement can be arranged. At this time, the Company has not entered into any agreements for financings and there can be no assurance that obligations can be met in the future. The Company intends to raise an additional $250,000 from accredited investors who are known to the Company's management. In the event the Company fails to raise the additional $250,000, the Company will have three options: (1) winding down operations; (2) seeking a lesser amount of money; or (3) finding other properties more attractive to raising investment capital.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

No issues of securities and no changes in the existing securities took place during the period covered by this report. At the end of the quarter there were 5,300,000 shares of common stock outstanding.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most recent quarter.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

          2. Agreement and Plan of Reorganization (incorporated by reference to the amended Form 10-SB and amended
              Form 8-K filed with the SEC on March 30, 2001)

          3.1 Articles   of   Incorporation   (incorporated    by
              reference  to  the amended Form 10-SB  and  amended
              Form 8-K filed with the SEC on March 30, 2001)

          3.2 By-Laws as amended on April 18, 2001 (incorporated by reference to the amended Form 10-SB filed with the SEC on April 25, 2001).

          10 Letter    Agreement   for   Deer   Creek    Property
             (incorporated by reference to the amended  Form  10-
             SB  and amended Form 8-K filed with the SEC on March
             30, 2001).

          10.1     Letter of Nov. 9, 2000 to C.P. Costin from  G.
             Eliopulos   re.   lease  of  Deer   Creek   property
             (incorporated by reference to the amended  Form  10-
             SB filed with the SEC on April 25, 2001.)

          16. Letter   re   change   in   certifying   accountant
              (incorporated by reference to the amended Form  10-
              SB and amended Form 8-K filed with the SEC on March 30, 2001).

Reports on Form 8-K:  None

                           SIGNATURES

Pursuant  to  the  requirements of Section 12 of  the  Securities
Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                           Drew Resources, Inc.



                           By: /s/ Shane Lowry
                              Shane Lowry, President



                           Date:  May 17, 2001